Form 10QSB
period 2001-09-30
BRITANNIA CAPITAL CORP
filed 2001-11-16
CIK 870305

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


                        Commission file number 333-36684

                             Britannia Capital Corp.
                         ------------------------------
                             (Name of small business
                             issuer in its charter)


      Delaware                         6770                    98-0219573
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                                   Shane Lowry
          2743 West 37th Avenue, Vancouver, British Columbia V6N 2T5
                              (604) 738-4041
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,
                 and name, address and telephone number of agent
                             for service of process)

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2001, the Company there are 2,500,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             BRITTANIA CAPITAL CORP.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  11
Item 2. Changes in Securities and Use of Proceeds......................  11
Item 3. Defaults Upon Senior Securities................................  11
Item 4. Submission of Matters to a Vote of Security Holders............  11
Item 5. Other Information..............................................  11
Item 6. Exhibits and Reports on Form 8-K...............................  11


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by Britannia Capital Corp., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000. The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of September 30, 2001 and December 31, 2000.................. 6
Statement of Operations for the nine months ended September 30, 2001 and 2000..7 Statement of Cash Flows for the nine months ended September 30, 2001 and 2000. 8 Statement of Stockholders' Equity for the nine months ended September 30, 2001.9
Notes to Consolidated Financial Statements................................... 10

                 FINANCIAL STATEMENTS

     The following are our financial statements, with independent auditor's report, for the period from inception, Februrary 18, 2000, to December 31, 2000 and for the nine months ended September 30, 2001.


To The Board of Directors and Shareholders of Britannia Capital Corp. (a development stage company)

     I have audited the accompanying balance sheet of Britannia Capital Corp. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, February 18, 2000, through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Britannia Capital Corp. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, February 18, 2000, through December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Britannia Capital Corp. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Britannia Capital Corp. (a development stage company) to continue as a going concern.

                                /s/Thomas Monahan
                               ----------------------------
                                 THOMAS MONAHAN

                               Certified Public Accountant

Paterson, New Jersey
February 16, 2001

                            BRITANNIA CAPITAL CORP.

                         (A development stage company)
                                  BALANCE SHEET



                                                    December 31,   September 30,
                                                          2000         2001
                                                                     Unaudited
                                                     -----------    ----------
ASSETS

Current assets

Cash                                                  $   7,042      $    656
                                                         ------        ------
Total current assets                                      7,042           656



                                                     ----------        ------
   Total                                             $    7,042      $    656
                                                     ==========        ======



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                             $ -0-        $   -0-

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value;
 5,000,000 shares authorized;
 -0- shares issued and outstanding

Common stock, $.001 par value; 50,000,000 shares authorized;
  At December 31, 2000 and September 30, 2001 there are
  2,500,000 and 2,500,000
  shares outstanding respectively                    $   2,500       $  2,500

Additional paid-in capital                              22,500         22,500

Deficit accumulated during the
development stage                                      (17,958)       (24,344)
                                                     ---------         ------
   Total stockholders equity                         $   7,042            656
                                                     ---------         -----
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           $   7,042      $     656
                                                     =========          =====




                    See notes to financial statements.

                             BRITANNIA CAPITAL CORP.

                         (A development stage company)

                             STATEMENT OF OPERATIONS



                                                      For the    For the period
                                  For the period   nine months   from inception
                                  from inception,      ended    February 18, 2000
                                 February 18, 2000 September 30,  to September 30,
                                   to December 31,      2001         2001
                                       2000          Unaudited     Unaudited
                                   ---------------   ------------ --------------



Income                                  $-0-         $   -0-         $   -0-

Costs of goods sold                      -0-             -0-             -0-
                                      ------           ------          ------

Gross profit                             -0-             -0-             -0-

Operations:
General and administrative            17,958           6,386           24,344
Depreciation and Amortization            -0-             -0-             -0-
                                      ------           -----           ------


Total costs                           17,958           6,386           24,344


Net profit (loss)                  $ (17,958)       $ (6,386)        $(24,344)
                                     =======          ======          =======


PER SHARE AMOUNTS:

Net loss per share -
  basic and diluted          $  (0.01)      $(0.00)
                              =======       ======

Weighted-average number of
shares outstanding -
  basic and diluted         1,875,000    2,500,000
                            =========    ===========



                    See notes to financial statements.

                            BRITANNIA CAPITAL CORP.

                         (A development stage company)

                             STATEMENT OF CASH FLOWS


                                                     For the      For the period
                                    For the period  nine months   from inception
                                    from inception,   ended      February 18, 2000
                                  February 18, 2000 September 30, to September 30,
                                   to December 31,      2001         2001
                                       2000          Unaudited     Unaudited
                                   ---------------   ------------ --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $   (17,958)    $(6,386)       $  (24,344)
Item not affecting cash flow
  from operations:
  Amortization                               -0-        -0-              -0-

                                         --------     -------          -------
   NET CASH USED IN OPERATING
    ACTIVITIES                           (17,958)    $(6,386)          (24,344)


CASH USED IN INVESTING ACTIVITIES            -0-         -0-              -0-

CASH FLOWS FROM FINANCING ACTIVITY:
Sales of common stock                     25,000                        25,000
                                       ---------                        ------
TOTAL CASH FLOWS FROM FINANCING
  ACTIVITIES                              25,000                        25,000

Increase (decrease) in cash                7,042      (6,386)              656
Cash balance beginning of period            -0-        7,042              -0-
                                       ---------      ------            ------
CASH, end of period                     $  7,042     $   656           $   656
                                       =========      ======            ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                $     -         $  -           $    -
Cash paid for income taxes            $     -         $  -           $    -

                    See notes to financial statements.



                            BRITANNIA CAPITAL CORP.
                         (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                                                           Deficit
                                                                          accumulated
                                                             Additional    during
                  Preferred   Preferred    Common    Common    paid in    development
                    stock       stock       stock     stock    capital       stage        Total
                   (shares)      ($)      (shares)     ($)      ($)          ($)           ($)
----------------------------------------------------------------------------------------------------


Sale of 2,500,000
shares of
common stock
March 29, 2000            0      $    0    2,500,000   $  2,500    $ 22,500               $ 25,000

Net profit (loss)                                                           $  (17,958)    (17,958)
-----------------------------------------------------------------------------------------------------
Balance
December 31, 2000        0      $    0    2,500,000   $  2,500    $ 22,500 $  (17,958)   $  7,042

Unaudited

Net loss                                                                     ( 6,386)      (6,386)
------------------------------------------------------------------------------------------------------
Balances
September 30, 2001       0      $    0      2,500,000   $  2,500      $ 22,500   $(24,344) $ 656




                    See notes to financial statements.

                             BRITANNIA CAPITAL CORP.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS

   FOR THE PERIOD FROM FEBRUARY 18, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000

     NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

     Britannia Capital Corp.(the "Company"), was organized in Delaware on February 18,2000 and is authorized to issue 50,000,000 shares of common stock, $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange Commission.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon its ability to have positive cash flows from operations to sustain any business activity. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in completing its self underwritten offering, finding a business to acquire, completing the process of acquiring the business and obtaining the needed investment capital and working capital to engage in profitable operations. The Company plans to engage in such financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2000 and the related statements of operations and cash flows and stockholders' equity for period from inception, February 18, 2000, to December 31, 2000.

     The unaudited financial statements presented consist of the balance sheet of the Company as at September 30, 2001 and the related statements of operations and cash flows and stockholders' equity for the nine months ended September 30, 2001 and for the period from inception, February 18, 2000, to September 30, 2001.


     Fiscal Year

     The fiscal year of the Company is the calendar year.

     Deferred Offering Costs

     Deferred offering costs, incurred in anticipation of the Company filing a registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being charged to expense as incurred.

     Organization Costs, Net

     Organization costs are being charged to operations as incurred.

     Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes will be expensed as incurred.

     Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

     Fair Value of Financial Instruments

     Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant Concentration of Credit Risk

     At December 31, 2000 and September 30, 2001, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the insurance.

     Unaudited financial information

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the nine months ended September 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     NOTE 3 - STOCKHOLDERS' EQUITY

     Common Stock

     For the period from inception, February 18, 2000, to March 29, 2000, the Company sold an aggregate of 2,500,000 shares of common stock to its president investor for an aggregate consideration of $25,000 or $0.01 per share.

     Preferred Stock

     Up to 5,000,000 shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors, without further stockholder approval, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any such series. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things adversely affect the voting power of the holders of other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in control or management.

     The number of shares of preferred stock outstanding at December 31, 2000 and September 30, 2001 is -0- and -0- respectively.




     NOTE 4 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.

     NOTE 5 - Loss Per Share


     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to September 30, 2001 as they are antidilutive.

     NOTE 6 - PROPOSED OFFERING


     The Company intends to prepare and file a registration statement with the Securities and Exchange Commission pursuant to Rule 419 (see Note 4). The offering, on a "best efforts all-or-none basis" will consist of 1,000,000 units at $.05 per unit or an aggregate offering price of $50,000. Each unit will consist of one share of common stock and four redeemable common stock purchase warrants. Each warrant is exercisable into one share of common stock for a period of two years from the effective date of a registration statement relating to the underlying shares of common stock, the "A" Warrant at $.50, the "B" Warrant at $1.00, the "C" Warrant at $3.00 and the "D" Warrant at $4.00. The warrants are redeemable at any time, upon thirty day's written notice, in the event the average closing price of the common stock is at least $.50 greater than the exercise price of any given warrant for a period of twenty consecutive trading days ending within ten days prior to the notice of redemption.


     Item 2. PLAN OF OPERATION

     We are a development stage entity, and have neither engaged in any operations nor generated any revenues to date. Our expenses to date which have been funded by our current shareholders and management through their purchases of our common stock, are $24,344. Neither our founding stockholders nor our management will be reimbursed for our expenses to date.

     Substantially all of our expenses that will be funded from the money in our treasury or if additional funds are required that may be funded by management will be from our efforts to identify a suitable acquisition candidate and close the acquisition. Management has agreed to fund our cash requirements until an acquisition is closed. No repayment is expected or required by us. We will have sufficient funds to satisfy our cash requirements and do not expect to have to raise additional funds during the entire Rule 419 escrow period of up to 18 months from the date of this prospectus. This is primarily because we anticipate incurring no significant expenditures. Before the conclusion of this offering, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, occupational license fees, and transfer agent fees.

     In the event the proceeds of this offering are not sufficient to enable us successfully to fund a business combination, we may seek additional financing. At this time, we believe that the proceeds of this offering and the possibility for additional funding through warrant exercise will be sufficient and therefore do not expect to issue any additional securities before we consummate a business combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use the escrowed funds as collateral or security for any loan. Further, the escrowed funds will not be used to pay back any loan incurred by us. If we require additional financing, there is no guarantee that financing will be available to us or, if available, that such financing will be on acceptable terms acceptable.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


     PART II OTHER INFORMATION

     Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


     Item 2. Changes in Securities

     None.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security-Holders

     None.

     Item 5. Other information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.




/s/Shane Lowry
--------------------------                      Dated: November 15, 2001
Shane Lowry
President, Director

/s/Leah Balderson
--------------------------                      Dated: November 15, 2001
Leah Balderson
Secretary, Director